Form 10-K/A
period 1998-12-31
C BASS TRUST 1998 3 ASSET BACKED CERT SERIES 1998 3
filed 1999-12-21
CIK 1075387

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-67329-01

                       C-BASS Trust, LLC,
                   Asset-Backed Certificates
                      Series  1998-3 Trust
        (Exact name of registrant as specified in its charter)



                                   52-2140277
                                   52-2140281
New York                           52-2140284
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

     Yes   X          No ___

     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of C-BASS Trust, LLC, Asset-Backed Certificates Series 1998-3 Trust established pursuant to a Pooling and Servicing Agreement among Financial Assets Securities Corp. as Depositor, Credit Based Asset Servicing and Securitization LLC as Seller and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the C-BASS Trust, LLC, Asset - Backed Certificates Series 1998-3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

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

                     a)   Litton <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Litton <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Litton <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

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

C-BASS Trust, LLC,
Asset-Backed Certificates
Series 1998-3 Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 17, 1999


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   Litton <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Litton <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Litton <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.